Form 10-K
period 2024-12-31
BMO 2024-C10 Mortgage Trust
filed 2025-03-28
CIK 2038432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

333-280224-02

(Commission File Number of issuing entity)

0002038432

(Central Index Key Number of issuing entity)

BMO 2024-C10 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-280224

(Commission File Number of depositor)

0001861132

(Central Index Key Number of depositor)

BMO Commercial Mortgage Securities LLC

(Exact name of depositor as specified in its charter)

Bank of Montreal

(Central Index Key Number: 0000927971)

3650 Real Estate Investment Trust 2 LLC

(Central Index Key Number: 0001840727)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Starwood Mortgage Capital LLC

(Central Index Key Number: 0001548405)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Zions Bancorporation, N.A.

(Central Index Key Number: 0000109380)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

(Exact name of sponsors as specified in their respective charters)

35-7437655
New York	35-7437656
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-4936

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

1 The Newport Centre mortgage loan, which represented approximately 8.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Poindexter Industrial Portfolio mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Newport Centre mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BANK 2024-BNK48 PSA prior to November 20, 2024 and (ii) are serviced pursuant to the BBCMS 2024-C30 PSA on and after November 20, 2024. The Poindexter Industrial Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2024-BNK48 PSA.

2 The La Habra Marketplace mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1516 Motor Parkway mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C21 PSA.

3 The 500 Delaware mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 500 Delaware mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA.

4 The Arizona Grand Resort and Spa mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arizona Grand Resort and Spa mortgage loan and the related companion loan(s) are serviced pursuant to the BBCMS 2024-C28 PSA.

5 The Centene mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Centene mortgage loan and the related companion loan(s) are serviced pursuant to the 3650R 2021-PF1 PSA.

6 The Grapevine Mills mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grapevine Mills mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2024-C63 PSA.

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as general special servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced and (ii) Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced, are not included in this report on Form 10-K because each of Argentic Services Company LP and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BANK 2024-BNK48 PSA, the BBCMS 2024-C30 PSA, the BBCMS 2023-C21 PSA, the 3650R 2022-PF2 PSA, the BBCMS 2024-C28 PSA and the WFCM 2024-C63 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C10 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C10 PSA.

8 This annual report on Form 10-K does not include the servicer compliance statements of (i) Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 and (ii) Argentic Services Company LP, as general special servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced, because each of Rialto Capital Advisors, LLC and Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK 2024-BNK48 PSA, the BBCMS 2024-C30 PSA, the BBCMS 2023-C21 PSA, the 3650R 2022-PF2 PSA, the BBCMS 2024-C28 PSA and the WFCM 2024-C63 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for BMO 2024-C10 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) as custodian and trustee for The Centene mortgage loan under the 3650R 2021-PF1 PSA:

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on October 28, 2024 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of November 1, 2024 (the “BMO 2024-C10 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated October 24, 2024 and filed by the registrant on November 7, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of October 1, 2024 (the “BANK 2024-BNK48 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners LLC, as general special servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, Deutsche Bank National Trust Company, as NCB Co-Trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of October 1, 2023 (the “BBCMS 2023-C21 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of November 1, 2022 (the “3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of August 1, 2024 (the “BBCMS 2024-C28 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of November 1, 2021 (the “3650R 2021-PF1 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #5)

4.7

Pooling and Servicing Agreement, dated as of August 1, 2024 (the “WFCM 2024-C63 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Argentic Services Company LP, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, Deutsche Bank National Trust Company, as NCB co-trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of November 1, 2024 (the “BBCMS 2024-C30 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 20, 2024, and filed by the registrant on November 26, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #1)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #7)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced (see Exhibit 33.3)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.2)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.9)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.10)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.12)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.2)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.3)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.9)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.10)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.6)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.7)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.9)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.10)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.11)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.12)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.2)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.3)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.9)

33.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

33.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.10)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.6)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.3)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.9)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.10)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.11)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 33.12)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 33.14)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 33.9)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 33.10)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #7)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced (see Exhibit 34.3)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.2)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.9)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.10)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.12)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.2)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.3)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.9)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.10)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.6)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.7)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.9)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.10)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.11)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.12)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.2)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.3)

34.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

34.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.9)

34.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

34.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.10)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.6)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.3)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.9)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.10)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.11)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 34.12)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 34.14)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 34.9)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 34.10)

35	Servicer compliance statements. (see Explanatory Note #8)

35.1	Servicer compliance statement, KeyBank National Association, as master servicer

35.2	Servicer compliance statement, 3650 REIT Loan Servicing LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4

Servicer Compliance Statement, Wells Fargo Bank, National Association, as general master servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

35.5

Servicer Compliance Statement, LNR Partners LLC , as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Newport Centre mortgage loan was serviced prior to November 20, 2024 and pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

35.6

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

35.7

Servicer Compliance Statement, 3650 REIT Loan Servicing LLC, as special servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 35.2)

35.8

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 35.6)

35.9	Servicer Compliance Statement, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 35.2)

35.10

Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 35.4)

35.11	Servicer Compliance Statement, LNR Partners, LLC, as special servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 35.5)

35.12

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 35.6)

35.13	Servicer Compliance Statement, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 35.2)

35.14

Servicer Compliance Statement, Wells Fargo Bank, National Association, as general master servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 35.4)

35.15

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced on and after November 20, 2024 (see Exhibit 35.6)

99.1

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between 3650 Real Estate Investment Trust 2 LLC and BMO Commercial Mortgage Securities LLC, pursuant to which 3650 Real Estate Investment Trust 2 LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.5

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.6

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

99.7

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Zions Bancorporation, N.A. and BMO Commercial Mortgage Securities LLC, pursuant to which Zions Bancorporation, N.A. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

2.
The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
3.
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer