Form 10-K
period 2025-12-31
BMO 2024-C10 Mortgage Trust
filed 2026-03-30
CIK 2038432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable

EXPLANATORY NOTES

1 The Newport Centre mortgage loan, which represented approximately 8.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Poindexter Industrial Portfolio mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Newport Centre mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BANK 2024-BNK48 PSA prior to November 20, 2024 and (ii) are serviced pursuant to the BBCMS 2024-C30 PSA on and after November 20, 2024. The Poindexter Industrial Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2024-BNK48 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as general master servicer under the BANK 2024-BNK48 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-280224-02.

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

4 The Arizona Grand Resort and Spa mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arizona Grand Resort and Spa mortgage loan and the related companion loan(s) are serviced pursuant to the BBCMS 2024-C28 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the BBCMS 2024-C28 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-280224-02.

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

6 The Grapevine Mills mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grapevine Mills mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2024-C63 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as general master servicer under the WFCM 2024-C63 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-280224-02.

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

8 This annual report on Form 10-K does not include the servicer compliance statements of (i) Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced and (ii) Argentic Services Company LP, as general special servicer under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced, because each of Rialto Capital Advisors, LLC and Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK 2024-BNK48 PSA, the BBCMS 2024-C30 PSA, the BBCMS 2023-C21 PSA, the 3650R 2022-PF2 PSA, the BBCMS 2024-C28 PSA and the WFCM 2024-C63 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

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

(a) List the following documents filed as a part of the report:

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

4.2

Pooling and Servicing Agreement, dated as of October 1, 2024 (the “BANK 2024-BNK48 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, LNR Partners LLC, as general special servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, Deutsche Bank National Trust Company, as NCB Co-Trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of October 1, 2023 (the “BBCMS 2023-C21 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of November 1, 2022 (the “3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of August 1, 2024 (the “BBCMS 2024-C28 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of November 1, 2021 (the “3650R 2021-PF1 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #5)

4.7

Pooling and Servicing Agreement, dated as of August 1, 2024 (the “WFCM 2024-C63 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, Argentic Services Company LP, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, Deutsche Bank National Trust Company, as NCB co-trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of November 1, 2024 (the “BBCMS 2024-C30 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 20, 2024, and filed by the registrant on November 26, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).  (see Explanatory Note #1)

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

33.6a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.6b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced (see Exhibit 33.3)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.2)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.9)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 33.10)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.12)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.2)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.3)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.9)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 33.10)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.6a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.6b)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.7)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.9)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.10)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 33.11)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.12)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.2)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.3)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.9)

33.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

33.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 33.10)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.6a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.6b)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.3)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.9)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.10)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 33.11)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 33.12)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 33.14)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 33.9)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 33.10)

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

34.6a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.6b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced (see Exhibit 34.3)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.2)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.9)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA pursuant to which the La Habra Marketplace mortgage loan and the 1516 Motor Parkway mortgage loan are serviced (see Exhibit 34.10)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.12)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.2)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.3)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.9)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA pursuant to which the 500 Delaware mortgage loan is serviced (see Exhibit 34.10)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.6a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.6b)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.7)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.9)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.10)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 34.11)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.12)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.2)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.3)

34.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

34.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.9)

34.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced

34.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Centene mortgage loan is serviced (see Exhibit 34.10)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.6a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.6b)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.3)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.9)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.10)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 34.11)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 34.12)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 34.14)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 34.9)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 34.10)

35	Servicer compliance statements. (see Explanatory Note #8)

35.1	Servicer compliance statement, KeyBank National Association, as master servicer

35.2	Servicer compliance statement, 3650 REIT Loan Servicing LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4a

Servicer Compliance Statement, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

35.4b

Servicer Compliance Statement, Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

35.5	Servicer Compliance Statement, LNR Partners LLC , as general special servicer under the BANK 2024-BNK48 PSA pursuant to which the Poindexter Industrial Portfolio mortgage loan is serviced

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

35.10a

Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 35.4a)

35.10b

Servicer Compliance Statement, Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA pursuant to which the Arizona Grand Resort and Spa mortgage loan is serviced (see Exhibit 35.4b)

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

35.14a

Servicer Compliance Statement, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 35.4a)

35.14b

Servicer Compliance Statement, Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA pursuant to which the Grapevine Mills mortgage loan is serviced (see Exhibit 35.4b)

35.15

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA pursuant to which the Newport Centre mortgage loan is serviced (see Exhibit 35.6)

99.1

Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated October 24, 2024, and filed by the registrant on October 28, 2024 under Commission File No. 333-280224-02, and is incorporated by reference herein).

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

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer