Form 10-K/A
period 2025-12-31
BMO 2024-C10 Mortgage Trust
filed 2026-11-06
CIK 2038432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of BMO Commercial Mortgage Securities LLC, as depositor to the BMO 2024-C10 Mortgage Trust (the “Registrant”), for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K Report”). This Amendment is being filed to include amended and restated servicer compliance statements pursuant to Item 1123 of Regulation AB for KeyBank National Association, as master servicer (the “Master Servicer”), and Citibank, N.A., as certificate administrator (the “Certificate Administrator”), filed as Exhibits 35.1 and 35.3, respectively.

Following the filing of the Original Form 10-K Report, the Registrant became aware that its previously filed Form 10-D reports, including those filed in respect of the period covered by this report on Form 10-K, contained certain outdated Schedule AL information. This discovery necessitated amendments to (i) the affected Form 10-D reports, which amendments were filed prior to the date hereof, and (ii) the servicer compliance statements filed as exhibits to the Original Form 10-K Report for each of the Master Servicer and Certificate Administrator, which amended servicer compliance statements are filed herewith.

As further described in the amended servicer compliance statements, each month, the Master Servicer timely delivered to the Certificate Administrator the updated CREFC® Schedule AL files required by the Pooling and Servicing Agreement, dated as of November 1, 2024[1], but also included in its transmission to the Certificate Administrator each month the initial CREFC® Schedule AL file and initial Schedule AL additional file originally filed on the closing date of the securitization. The updated files were not clearly labeled and could not be distinguished by their filenames from the initial files, and the Master Servicer did not communicate that only the updated files should be filed. As a result, the Certificate Administrator’s and Master Servicer’s respective understandings concerning file identification and selection were not aligned. The Certificate Administrator relied on its understanding of the applicable file-naming conventions (without confirming with the Master Servicer which Schedule AL file was the updated one) and filed the initial Schedule AL file instead of the updated Schedule AL file each month during the fiscal year ending December 31, 2025 (the “Reporting Period”).

The amended servicer compliance statements describe enhanced procedures developed and implemented by the Master Servicer and Certificate Administrator to address and resolve the communication and file-identification issues that led to the inaccurate Schedule AL reporting during the Reporting Period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant is also filing a new certification of the senior officer in charge of securitization of the depositor as Exhibit 31 to this Amendment. For purposes of the new certification filed herewith, references in such certification to “this report on Form 10-K,” “all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K,” and “the servicer compliance statements required in this report under Item 1123 of Regulation AB” are intended to refer to such reports and compliance statements as amended on or prior to the filing date of this Amendment, including the amendments described above.

Except as described above, this Amendment does not amend, update or restate any other information, disclosures or exhibits in the Original Form 10-K Report or reflect events occurring after its filing.

[1] The Pooling and Servicing Agreement was filed as Exhibit 4.1 to the Original Form 10-K Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

31	Rule 15d-14(d) Certification

35	Servicer compliance statements.

35.1	Amended servicer compliance statement, KeyBank National Association, as master servicer

35.3	Amended servicer compliance statement, Citibank, N.A., as certificate administrator

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2026

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ David Schell
David Schell, Chief Executive Officer

(senior officer in charge of securitization of the Depositor)